Form 10QSB
period 2006-03-31
SRKP 3, INC
filed 2006-06-28
CIK 1326355

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2006

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                             Commission File Number
                                   333-126441

                                  SRKP 3, Inc.
        (Exact name of small business issuer as specified in its charter)

               Delaware                                  75-3189552
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

       1900 Avenue of the Stars, Suite 310
                 Los Angeles, CA                            90067
     (Address of principal executive offices)             (Zip Code)

                                 (310) 203-2902
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

There were 2,700,000 shares outstanding of registrant's common stock, par value $.001 per share, as of June 26, 2006.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                      INDEX


PART I.     FINANCIAL INFORMATION                                              2

Item 1.     Financial Statements:                                              2

                 Balance Sheets as of December 31, 2005 and
                 March 31, 2006 (unaudited)                                    3

                 Statements of Operations (unaudited) for the three-month
                 period ending March 31, 2006, and from Inception (April 29,
                 2005) to March 31, 2006                                       4

                 Statements of Cash Flows (unaudited) for the three-month
                 period ending March 31, 2006, and from Inception (April 29,
                 2005) to March 31, 2006                                       5

                 Notes to Financial Statements                                 6

Item 2.     Management's Discussion and Analysis of Financial Condition or     9
            Plan of Operation

Item 3.     Controls and Procedures                                           19

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                 19

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds       19

Item 3.     Default Upon Senior Securities                                    19

Item 4.     Submission of Matters to a Vote of Security Holders               19

Item 5.     Other Information                                                 19

Item 6.     Exhibits                                                          19

Signatures                                                                    20

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the three-month period ended March 31, 2006 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form SB-2/A filed with the Securities and Exchange Commission for the period ended December 31, 2005.

                                  SRKP 3, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                               ASSETS

                                                       March 31,    December 31,
                                                         2006          2005
                                                      ----------    ----------
                                                      (Unaudited)
ASSETS:

  Cash                                                 $ 20,759      $ 22,938
  Stock subscription receivable                              --         2,500
                                                       --------      --------
                                                       $ 20,759      $ 25,438
                                                       ========      ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accrued expenses                                     $  2,679      $    527
                                                       --------      --------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 10,000,000
  shares authorized, none issued                             --            --
  Common stock, $.001 par value, 100,000,000
  shares authorized, 2,700,000 shares issued
  and outstanding                                         2,700         2,700
  Additional paid-in capital                             47,300        47,300

  (Deficit) accumulated during development stage        (31,920)      (25,089)
                                                       --------      --------
         Total Stockholders' Equity                      18,080        24,911
                                                       --------      --------
                                                       $ 20,759      $ 25,438
                                                       ========      ========




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  SRKP 3, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                 Cumulative
                                                                    from
                                                                  April 29,
                                                                    2005
                                             For the Three       (Inception)
                                              Months Ended           To
                                               March 31,          March 31,
                                                  2006              2006
                                           -----------------  -----------------
                                              (Unaudited)        (Unaudited)

REVENUE                                    $              --  $              --
                                           -----------------  -----------------

EXPENSES                                               6,831             31,920
                                           -----------------  -----------------

NET (LOSS)                                 $          (6,831) $         (31,920)
                                           =================  =================

NET (LOSS) PER COMMON SHARE - BASIC        $              *
                                           =================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                 2,700,000
                                           =================

* Less than $.01


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  SRKP 3, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                    Cumulative
                                                                       from
                                                                     April 29,
                                                       For The         2005
                                                    Three Months    (Inception)
                                                        Ended           To
                                                      March 31,      March 31,
                                                        2006           2006
                                                     ----------     ----------
                                                     (Unaudited)    (Unaudited)

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net (loss)                                         $ (6,831)      $(31,920)
   Adjustments to reconcile net (loss) to net cash (used in) operating activities:
      Changes in:

        Accrued expenses                                 2,152          2,679
                                                      --------       --------
        Net Cash (Used in) Operating Activities         (4,679)       (29,241)
                                                      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issued for cash                             --         47,500
   Collection of subscription receivable                 2,500          2,500
                                                      --------       --------
         Net Cash Provided by Financing Activities       2,500         50,000
                                                      --------       --------
NET CHANGE IN CASH                                      (2,179)        20,759

BEGINNING CASH                                          22,938             --
                                                      --------       --------
ENDING CASH                                           $ 20,759       $ 20,759
                                                      ========       ========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  SRKP 3, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

SRKP 3, Inc. (the Company), a development stage company, was organized under the laws of the State of Delaware on April 29, 2005. The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The fiscal year end is December 31.

Going Concern and Plan of Operation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not earned any revenues from operations to date. These conditions raise substantial doubt about it's ability to continue as a going concern.

The Company is currently devoting its efforts to locating merger candidates. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year end.

For federal income tax purposes, substantially all expenses must be deferred until the Company commences business and then they may be written off over a 60-month period. These expenses will not be deducted for tax purposes and will represent a deferred tax asset. The Company will provide a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income. Tax deductible losses can be carried forward for 20 years until utilized.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to the offering will be capitalized. The deferred offering costs will be offset against offering proceeds in the event the offering is successful. In the event the offering is unsuccessful or is abandoned, the deferred offering costs will be expensed.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less.

Concentrations of Credit Risk

The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

Earnings Per Common Share

A basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements is not anticipated to have a material effect on the operations of the Company.

NOTE 2 - STOCKHOLDERS' EQUITY

During April 2005, the Company sold for $50,000 cash and a stock subscription receivable of $2,500, 2,700,000 shares of its $.0001 par value common stock to various investors. The Company fully collected on the stock subscription receivable in February 2006.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by the president. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 4 - SUBSEQUENT EVENTS

The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission to conduct a blank check offering subject to Rule 419 of Regulation C. The registration statement was declared effective by the Securities and Exchange Commission on May 15, 2006. Pursuant to Rule 419, the Company has 180 days from the effective date to conduct and complete the offering, which calls for the sale of 700,000 shares of common stock at a price of $0.17 per share. When and if the offering is completed, the Company will receive $119,000 in restricted cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

      This Form 10-QSB contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited financial statements and accompanying notes and the other financial information appearing else where in this quarterly report on Form 10-QSB and in the Company's Form SB-2/A filed with the Securities and Exchange Commission for the period ended December 31, 2005.

Forward-Looking Statements

The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

      This quarterly report and the documents referred to in this report contain "forward-looking statements."

      Forward-looking statements address future events, developments or results and typically use words such as believe, anticipate, expect, intend, plan or estimate. For example, our forward-looking statements may include statements regarding:

      o our growth plans, including our plans to acquire an operating business entity;

      o the possible effect of inflation and other economic changes on our costs, and profitability, including the possible effect of future changes in operating costs and capital expenditures;

      o our cash needs, including our ability to fund our proposed capital expenditures and working capital requirements;

      o this being a start-up situation, the timing of cash requirements and the expected projected profitability; and

      o     our expectations regarding competition.

      For a discussion on the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review "Risk Factors." In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements in this report or in the documents referred to in this report could turn to be materially different from those we discuss or imply.

History and Organization

      We were organized under the laws of the State of Delaware on April 29, 2005. Since our inception, we have been engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination. We have made no efforts to identify a possible business combination and, as a result, have not conducted negotiations or entered into a letter of intent concerning any target business.

      We are, based on proposed business activities, a "blank check" company. The Commission defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.

The Offering

      We are conducting a "blank check" offering subject to Rule 419 of Regulation C under the Securities Act of 1934, thereby selling to the public an initial offering of 700,000 shares of common stock. The offering will remain open until the maximum 700,000 shares have been sold or until it expires on November 11, 2006, unless management determines for whatever reason that it should be closed prior to either event.

Plan Of Operations

      We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 18 months will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

      We do not currently engage in any business activities that provide cash flow. Investors purchasing shares in the offering and other stockholders will not have the opportunity to participate in any of these decisions. The reference to us as a "blank check" company is because investors will entrust their investment monies to our management without knowing the ultimate use to which their money may be put. All of the proceeds of the offering, if any, are intended to be utilized generally to effect a business combination. Investors will have an opportunity to evaluate the specific merits or risks only of the business combination our management decides to enter into.

      Unless we are able to complete the business combination within 18 months from our offering, the entire proceeds of the offering will be returned to those who subscribed to the offering. We may also choose to return all remaining funds to investors, plus interest, at any time after 12 months after the commencement of the offering, if we fail to consummate an acquisition. Based upon their professional experience, our management believes it would be very difficult to complete an acquisition within 18 months from the commencement of the offering if a candidate is not identified within 12 months after the date of the commencement of the offering due to the amount of time and resources that would be required to (i) locate a candidate, (ii) negotiate and enter into a definitive agreement, (iii) prepare and file a post-effective amendment to this registration statement, (iv) address any comments the staff of the Commission may have to a post-effective amendment and (v) print and mail the post-effective amendment. Management will promptly notify investors if it determines to return the funds investors, plus interest to them after 12 months from the date of the commencement of the offering.

      During the next 18 months we anticipate incurring costs related to:

            (i)   filing of Exchange Act reports (approximately $15,000),

            (ii) filing of a post-effective registration statement amendment and related to the reconfirmation offer, upon identification of a suitable merger candidate (approximately $25,000), and

            (iii) costs relating to consummating a stockholder approved acquisition (approximately $75,000).

      We believe we will be able to meet these costs through current monies in our treasury ($20,759 as of March 31, 2006), additional amounts, as necessary, to be loaned to us by our management or promoters and deferral of fees by certain service providers, if necessary. Any advancement would be made in connection with our management's and promoters' oral commitment to make payments for our expenses, prior to the consummation of a business combination, to the extent such expenses are not deferred and would either exceed our available funds or would render us effectively insolvent upon our payment. Any loans by our management or promoters would be on an interest free basis, payable only upon consummation of a merger transaction. Upon consummation of a business combination, we may reimburse our management or promoters for any such loans out of the proceeds of this offering or of that transaction.

      We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

      Under Rule 419, we cannot acquire a target business unless its fair value represents at least 80% of the maximum offering proceeds.

      To determine the fair market value of a target business, our management will examine the audited financial statements, including balance sheets and statements of cash flow and stockholders' equity, of any candidate, focusing attention on its assets, liabilities, sales and net worth. In addition, our management will participate in a personal inspection of any potential target business. If we determine that the financial statements of a proposed target business do not clearly indicate that its fair value represents at least 80% of the maximum offering proceeds, we may obtain an opinion from an investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria.

      None of our officers or directors has had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

      Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

      We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, and providing liquidity, subject to restrictions of applicable statutes, for all stockholders. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Evaluation Of Business Combinations

      Our officers and directors will analyze or supervise the analysis of prospective business combinations. Our management intends to concentrate on preliminary prospective business combinations, which may be brought to its attention through present associations or other third parties. We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses. While we have not established definitive criteria for acquisition candidates, we intend to focus on candidates satisfying some, but not necessarily all, of the following criteria:

      o     A minimum of two years' operating history,

      o At least $5.0 million in annual revenue and/or pre-tax profit of $300,000 and

      o     At least $300,000 in stockholders' equity.

      In analyzing prospective business combinations, our management will also consider such matters as the following:

      o     Available technical, financial, and managerial resources,

      o     Working capital and other financial requirements,

      o     Prospects for the future,

      o     Nature of present and expected competition,

      o The quality and experience of management services which may be available and the depth of that management,

      o     The potential for further research, development, or exploration,

      o Specific risk factors not now foreseeable but which then may be anticipated to impact on our proposed activities,

      o     The potential for growth or expansion,

      o     The potential for profit,

      o The perceived public recognition or acceptance or products or services, and

      o     Name identification and other relevant factors.

      As a part of our investigation, our officers and directors will meet personally with management and key personnel, visit and inspect material facilities, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

      Since we are subject to Section 13 or 15(d) of the Exchange Act, we are required to furnish information about significant acquisitions, including audited financial statements for the target company, covering one, two or three years depending upon the relative size of the acquisition. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. In the event our obligation to file periodic reports is suspended under Section 15(d) of that Act, we intend to voluntarily register with the Securities and Exchange Commission in order to file such reports.

      We anticipate that any business combination will present certain risks. We may not be able adequately to identify many of these risks prior to selection. Our investors must, therefore, depend on the ability of our management to identify and evaluate these risks. We anticipate that the principals of some of the combinations which will be available to us will have been unable to develop a going concern or that such business will be in its development stage in that it has not generated significant revenues from its principal business activity. The risk exists that even after the consummation of such a business combination and the related expenditure of our funds, the combined enterprise will still be unable to become a going concern or advance beyond the development stage. Many of the potential business combinations may involve new and untested products, processes or market strategies. We may assume such risks although they may adversely impact on our stockholders because we consider the potential rewards to outweigh them.

      At present, we contemplate that at least one of the third parties who may introduce business combinations to SRKP 3 may be Westpark Capital, Inc., a Colorado corporation and a registered broker-dealer. Richard Rappaport, our President and one of our controlling stockholders, indirectly holds a 100% interest in, and is the president of, Westpark Capital, Inc., an NASD member. Tony Pintsopoulos, one of our controlling stockholders, is the Chief Financial Officer of Westpark Capital, Inc. Debbie Schwartzberg, one of our controlling stockholders, is a noteholder of the parent company of Westpark Capital, Inc.; her note entitles her to a 1.5% interest in the net profits of the parent company of Westpark Capital, Inc. There is currently no signed agreement or preliminary agreements or understandings between Westpark Capital, Inc. and SRKP
3. Any finders fees paid to Westpark Capital, Inc. will be comparable with unaffiliated third party fees. Given the limited cash resources of SRKP 3, we anticipate that any fees to be paid to finders will be paid in equity of SRKP 3 or through the cash resources of the target company. These fees will likely be negotiated among SRKP 3, the business combination target and the finder as part of any business combination agreement. We do not intend to enter into any arrangement with a finder obligating us to make any payments in the absence of a consummated business acquisition. As a result, it is not possible for us to currently estimate our costs in respect of any finder's fees, although we currently do not expect to pay a finder's fee in excess of the lesser of 2% of book value of the target company or $150,000. SRKP 3 will file a post-effective amendment identifying any third parties to be paid finders fees in connection with a business combination, describing the material terms of any agreement with such third party, addressing the compensation to be paid to such third party, and including such agreement as an exhibit to the amendment.

Business Combinations

      In implementing a structure for a particular business combination, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may alternatively purchase stock or assets of an existing business.

      Any merger, acquisition or other business combination can be expected to have a significant dilutive effect on the percentage of shares held by our existing stockholders, including investors in the offering. The target business we consider will, in all probability, have significantly more assets than we do. Therefore, in all likelihood, our management will offer a controlling interest in our company to the owners of the target business. While the actual terms of a transaction to which we may be a party cannot be predicted, we expect that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code. In order to obtain tax-free treatment under the Internal Revenue Code, the owners of the acquired business may need to own 80% or more of the voting stock of the surviving entity. As a result, our stockholders, including investors in the offering, would retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in percentage of the entity after the combination and may also result in a reduction in the net tangible book value per share of our investors. In addition, a majority or all of our directors and officers will probably, as part of the terms of the acquisition transaction, resign as directors and officers.

      Our management will not actively negotiate or otherwise consent to the purchase of any portion of their common stock as a condition to or in connection with a proposed business combination, unless such a purchase is demanded by the principals of the target company as a condition to a merger or acquisition. Our officers and directors have agreed to this restriction which is based on an oral understanding between members of our management. Members of our management are unaware of any circumstances under which such policy, through their own initiative, may be changed.

      The issuance of substantial additional securities and their potential sale into any trading market which may develop in our common stock may have a depressive effect on our trading market.

      The structure of the business combination will depend on, among other factors:

      o     The nature of the target business,

      o Our needs and desires and the needs and desires of the persons controlling the target business,

      o     The management of the target business, and

      o Our relative negotiating strength compared to the strength of the persons controlling the target business.

      If at any time prior to the completion of the 180-day or shorter period of the offering, we enter negotiations with a possible acquisition candidate and such a transaction becomes probable, we will suspend the offering and file an amendment to the registration statement which will include financial statements, including balance sheets, statements of cash flow and stockholders' equity, of the proposed target.

      We will not purchase the assets of any company of which a majority of the outstanding capital stock is beneficially owned by one or more or our officers, directors, promoters or affiliates or associates. Furthermore, we intend to adopt a procedure whereby a special meeting of our stockholders will be called to vote upon a business combination with an affiliated entity, and stockholders who also hold securities of such affiliated entity will be required to vote their shares of stock in the same proportion as our publicly held shares are voted. Our officers and directors have not approached and have not been approached by any person or entity with regard to any proposed business venture which desires to be acquired by us. If at any time a business combination is brought to us by any of our promoters, management, or their affiliates or associates, disclosure as to this fact will be included in the post-effective amendment to the registration statement required by Rule 419. This will allow our public investors the opportunity to evaluate the business combination before voting to reconfirm their investment.

Reporting Requirements

      We will exercise our duty to file independent audited financial statements with the Securities and Exchange Commission as part of a Form 8-K upon consummation of a merger or acquisition.

      The Securities and Exchange Commission recently adopted new rules which require a "shell company" (as that term is defined in Rule 12b-2 of under the Securities Exchange Act of 1934, as amended, or the "Exchange Act") to file a current report on Form 8-K reporting the material terms of the transaction when that company completes a transaction which causes it to cease being a "shell company." Because we fall under the definition of a "shell company," this reporting requirement would apply to us in the event we complete a transaction that causes us to cease being a "shell company."

Off Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements.

RISK FACTORS

In addition to the other information in this Quarterly Report on Form 10-QSB, the following factors should be considered in evaluating us and our business. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This Quarterly Report on Form 10-QSB also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Quarterly Report on Form 10-QSB.

CONFLICTS OF INTEREST CREATE THE RISK THAT MANAGEMENT MAY HAVE AN INCENTIVE TO ACT ADVERSELY TO THE INTERESTS OF OTHER INVESTORS.

      A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Present stockholders will own seventy-nine percent (79%) of our outstanding common stock immediately after the offering is completed and would therefore continue to retain control. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, our officers and directors are currently involved with another blank check offering, and may become involved with other blank check offerings in the future, which may create conflicts in the pursuit of business combinations with such other blank check companies. Our bylaws state that if we and the other blank check companies that our officers and directors are or may become affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. They further state that in the event of identical officers and directors, the company that first filed a registration statement with the Securities and Exchange Commission will be entitled to proceed with the proposed transaction. SRKP 1, Inc., which has identical directors to our company, was declared effective by the Securities and Exchange Commission on November 8, 2004. SRKP 2, Inc., which has identical directors to our company, filed a registration statement with the Securities and Exchange Commission on April 19, 2005.

AS WE HAVE NO OPERATING HISTORY OR REVENUE AND ONLY MINIMAL ASSETS, THERE IS A RISK THAT WE WILL BE UNABLE TO CONTINUE AS A GOING CONCERN AND CONSUMMATE A BUSINESS COMBINATION.

      We have had no operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

THE REPORT OF OUR INDEPENDENT AUDITORS INDICATES UNCERTAINTY CONCERNING OUR ABILITY TO CONTINUE AS A GOING CONCERN AND THIS MAY IMPAIR OUR ABILITY TO CONSUMMATE A BUSINESS COMBINATION.

      Our independent auditors have raised substantial doubt about our ability to continue as a going concern. We cannot assure you that this will not impair our ability to consummate a business combination. Additionally, we cannot assure you that we will ever achieve significant revenues and therefore remain a going concern.

IF THE OFFERING IS NOT SUCCESSFULLY COMPLETED WITHIN 180 DAYS, YOUR FUNDS WILL BE RETURNED WITHOUT INTEREST, IN WHICH CASE YOU WILL HAVE OBTAINED NO RETURN ON YOUR INVESTMENT.

      The proceeds of the offering will initially be deposited in a non-interest bearing escrow account. If all of the 700,000 shares are not sold in the 180-day period, the funds will be returned to the investors, without interest. The return of your funds without interest means you will have obtained no return on your investment. If all of the 700,000 offered shares are sold within 180 days, then all of the funds will be transferred to an interest bearing escrow account for a maximum of 12 months. If we do not consummate a business combination within this 12-month period, it is unlikely that you will make a substantial return on your investment since your only return would be the interest accrued on the funds while in the escrow account.

ESCROWED SECURITIES CAN ONLY BE TRANSFERRED UNDER LIMITED CIRCUMSTANCES, RESULTING IN LITTLE OR NO LIQUIDITY FOR YOUR INVESTMENT FOR A SUBSTANTIAL PERIOD OF TIME.

      No transfer or other disposition of the escrowed securities sold in this offering is permitted other than by will or the laws of descent and distribution, or under a qualified domestic relations order as defined by the Internal Revenue Code of 1986, as amended, or Title 7 of the Employee Retirement Income Security Act of 1974, or the related rules. Under Rule 15g-8 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), it is unlawful for any person to sell or offer to sell the securities or any interest in or related to the securities held in a Rule 419 escrow account other than under a qualified domestic relations order in divorce proceedings. Therefore, any and all contracts for sale to be satisfied by delivery of the securities and sales of derivative securities to be settled by delivery of the securities are prohibited. You are further prohibited from selling any interest in the securities or any derivative securities whether or not physical delivery is required while the securities are in the Rule 419 escrow. As a result, you will have little or no liquidity for your investment for a substantial period of time, and may therefore be unable to invest your funds in alternative investments. Depending upon how soon a business combination could be consummated, you will have no right to the return of or the use of your funds or the securities purchased for a period of up to 18 months from the date of the commencement of the offering. You will be offered the return of your funds only under the circumstances set forth in Rule 419.

THE NATURE OF OUR OPERATIONS IS HIGHLY SPECULATIVE AND THERE IS A CONSEQUENT RISK OF LOSS OF YOUR INVESTMENT.

      The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criteria. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

WE ARE IN A HIGHLY COMPETITIVE MARKET FOR A SMALL NUMBER OF BUSINESS OPPORTUNITIES WHICH COULD REDUCE THE LIKELIHOOD OF CONSUMMATING A SUCCESSFUL BUSINESS COMBINATION.

      We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

WE HAVE NO EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION AND THEREFORE CANNOT GUARANTEE THAT WE WILL BE ABLE TO NEGOTIATE A BUSINESS COMBINATION ON FAVORABLE TERMS.

      We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations. If we are unable to make such an investment, it is unlikely that you will make a substantial return on your investment in SRKP 3.

IF WE ARE UNABLE TO IDENTIFY A SUITABLE BUSINESS OPPORTUNITY WITHIN 12 MONTHS FOLLOWING THE COMMENCEMENT OF THE OFFERING, WE MAY CHOOSE TO RETURN FUNDS TO INVESTORS AT THAT TIME, RATHER THAN AFTER 18 MONTHS AS PERMITTED BY RULE 419.

      If we are unable to complete a business combination within 18 months from commencement of the offering, Rule 419 requires that we return escrow funds to our investors. However, we may decide to return investors' funds if we are unable to identify a suitable business opportunity within 12 months following the commencement of the offering. This could reduce the time in which management can complete a transaction, reducing the potential return on investment of a purchaser of shares in this offering.

IF WE CONSUMMATE A BUSINESS COMBINATION WITH A FOREIGN CORPORATION, WE MAY BE SUBJECT TO SIGNIFICANT RISKS, INCLUDING WORLDWIDE POLITICAL, ECONOMIC, LEGAL AND OTHER UNCERTAINTIES.

      We may consummate a business consummation with a foreign corporation. If so, our international operations may be subject to significant political and economic risks and legal uncertainties, including:

      o changes in economic and political conditions and in governmental policies,

      o     changes in international and domestic customs regulations,

      o     wars, civil unrest, acts of terrorism and other conflicts,

      o     natural disasters,

      o changes in tariffs, trade restrictions, trade agreements and taxation,

      o     difficulties in managing or overseeing foreign operations,

      o limitations on the repatriation of funds because of foreign exchange controls,

      o     different liability standards, and

      o     uncertainties related to foreign currency fluctuations.

      The occurrence or consequences of any of these factors may harm our profitability in the future.

      In addition, outside the United States it may be difficult for investors and stockholders to enforce judgments against a foreign corporation obtained in the United States in any such actions, including actions predicated upon civil liability provisions of the United States securities laws. If we consummate a business combination with a foreign corporation, it is likely that some, if not all, of the officers and directors of that corporation will become officers and directors of our company. Such officers and directors may reside outside the United States and the assets of these persons may be located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons, or to enforce against such persons judgments obtained in the United States courts predicated upon the liability provisions of the United States securities laws.

MANAGEMENT INTENDS TO DEVOTE ONLY A LIMITED AMOUNT OF TIME TO SEEKING A TARGET COMPANY WHICH MAY ADVERSELY IMPACT OUR ABILITY TO IDENTIFY A SUITABLE ACQUISITION CANDIDATE.

      While seeking a business combination, management anticipates devoting between two and 10 hours per week to SRKP 3's affairs in total. None of our officers have entered into written employment agreements with us and none is expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

OUR OFFICERS AND DIRECTORS HAVE NO SIGNIFICANT PRIOR EXPERIENCE IN THE MANAGEMENT OF "BLANK CHECK" COMPANIES.

      Our officers and directors have only limited previous experience launching and operating "blank check" companies such as SRKP 3. The management of such companies may be different than what our officers and directors are familiar with from their other business experiences. We cannot assure you that our officers' and directors' limited previous experience will not adversely affect our ability to identify a suitable acquisition candidate and successfully negotiate a timely business combination. Our officers and directors have launched the following blank check companies:


                                        Initial Filing Date of
               Name                     Registration Statement                  Status                        SEC File Number
               ----                     ----------------------                  ------                        ---------------


           SRKP 1, Inc.                      April 20, 2004               Form SB-2 under Rule 419              333-114622
                                                                          declared Effective on
                                                                          November 8, 2004. Eighteen month
                                                                          combination period expired on May 8,
                                                                          2006 without a combination.

           SRKP 2, Inc.                      April 19, 2005               Registration Statement filed          333-124164


           SRKP 4, Inc.                      August 3, 2005               Form 10 filed and merged               000-51473
                                                                          with company on April 3, 2006.

SRKP 5, Inc.; SRKP 6, Inc.;                  August 3, 2005               Form 10 filed for each entity     000-51474 (SRKP 5, Inc.)
SRKP 7, Inc.; SRKP 8, Inc.;                                               on August 3, 2005                 000-51475 (SRKP 6, Inc.)
                                                                                                            000-51476 (SRKP 7, Inc.)
                                                                                                            000-51477 (SRKP 8, Inc.)


THERE MAY BE AN ABSENCE OF A TRADING MARKET, WHICH WOULD ELIMINATE OR ADVERSELY IMPACT YOUR ABILITY TO SELL YOUR SHARES.

      There currently is no trading market for our stock and a trading market will not develop prior to or after the commencement of the offering or while the common stock under this offering is maintained in escrow. Under Rule 15g-8 of the Exchange Act, it is unlawful for any person to sell the securities or any interest in or related to the securities held in a Rule 419 escrow account other than under a qualified domestic relations order in divorce proceedings.

      Additionally, we expect the initial market for our stock following the release of shares from escrow to be limited. You will not be permitted to sell, or except in very limited circumstances, otherwise transfer your shares while they are in escrow, and a trading market may not develop. Even if a limited trading market does develop following the release of shares from escrow, there is a risk that the absence of potential buyers will prevent you from selling your shares if you determine to reduce or eliminate your investment in SRKP 3. Additionally, the offering price may not reflect the market price of our shares after the offering. There is a risk that a lack of potential buyers will result in your receiving a low price for your shares upon their sale.

WE CANNOT GUARANTEE THAT THE BUSINESS COMBINATION WILL MEET THE STATUTORY REQUIREMENTS OF A TAX-FREE REORGANIZATION OR THAT THE PARTIES WILL OBTAIN THE INTENDED TAX-FREE TREATMENT UPON A TRANSFER OF STOCK OR ASSETS AND YOU MAY THEREFORE BE SUBJECT TO TAXATION.

      If a business combination does not meet the statutory requirements of a tax-free reorganization, the business combination result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

THE AVAILABILITY OF OUR SHARES FOR SALE COULD ADVERSELY AFFECT OUR SHARE PRICE AS THERE IS A RISK OUR PROMOTERS OR AFFILIATES COULD SELL A SUFFICIENT VOLUME OF SHARES TO LOWER THE SHARE PRICE.

      The 2,700,000 shares of our common stock presently issued and outstanding as of the date hereof are held by our promoters or affiliates, are "restricted securities" as that term is defined under the Securities Act and in the future may be sold pursuant to a registration statement filed under the Securities Act. It should be noted that these shares may not be sold by these promoters or affiliates, or their transferees, pursuant to Rule 144 of the Securities Act. This is true for any such sale either before or after a business combination with an operating company or other person, regardless of technical compliance with the rule. The position of the staff of the Division of Corporation Finance of the Securities and Exchange Commission is that any such resale transaction under Rule 144 would appear to be designed to distribute or redistribute such shares to the public without coming within the registration requirements of the Securities Act. Therefore, these promoters or affiliates, or their exemptions to the transferees, can only resell the shares they hold as of the date hereof through a registration statement filed under the Securities Act. Investors should be aware that there is a risk that such sales pursuant to a registration statement filed under the Securities Act would have a depressive effect on the market price of our securities in any market which may develop for such securities. If our promoters or affiliates did not hold these shares, there would not be the same risk of a depressive effect on the price of the shares you hold.

THE OFFERING PRICE HAS BEEN ARBITRARILY DETERMINED AND YOU RUN THE RISK OF PAYING AN AMOUNT IN EXCESS OF WHAT YOU WILL ULTIMATELY RECEIVE.

      The initial offering price of $0.17 per share has been arbitrarily determined by us, and bears no relationship whatsoever to our assets, earnings, book value or any other objective standard of value. Among the factors considered by us were our lack of operating history, estimates of our business potential, the proceeds to be raised by the offering, the amount of capital to be contributed by the public in proportion to the amount of stock to be retained by present stockholders, our relative requirements, and the current market conditions in the over-the-counter market. You are therefore bearing the risk that you are paying more for our shares than our shares are objectively worth or are valued by the public markets. This could result in an insufficient return, or even a loss, on your investment even if we successfully consummate a business combination.

THERE WILL BE ADDITIONAL DILUTION AS ADDITIONAL SHARES ARE ISSUED WHICH MAY DECREASE THE MARKET PRICE OF OUR COMMON STOCK.

      Once a business combination is consummated, additional offerings will likely have to be made in the future to meet additional cash flow needs. Such offerings may include warrants for issuance of additional common stock, further diluting the common stock outstanding. An increase in the number of our shares of common stock in the marketplace may result in a decrease of the market price for our common stock.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         As of March 31, 2006, our management, with the participation of our Chief Executive Officer, or "CEO," and Chief Financial Officer, or "CFO," performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2006.

Changes in Internal Controls

         There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.


                            PART II-OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            There is no litigation of any type whatsoever pending or threatened by or against us or our officers and/or directors.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.     OTHER INFORMATION

            Our registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on May 15, 2006. For further information, see "Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation - The Offering."

ITEM 6.     EXHIBITS

            (a)  Exhibits

            31.1 Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

                                   SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 28, 2006                      SRKP 3, Inc.
                                  (Registrant)

                                   By:   /s/ Richard Rappaport
                                         ----------------------------------
                                         Richard Rappaport
                                         President (Principal Executive Officer)

                                   By:   /s/ Anthony C. Pintsopoulos
                                         ----------------------------------
                                         Anthony C. Pintsopoulos
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)