Form 10QSB
period 2006-06-30
SRKP 3, INC
filed 2006-08-14
CIK 1326355

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

                  For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

There were 2,700,000 shares outstanding of registrant's common stock, par value $.001 per share, as of August 10, 2006.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                      INDEX


PART I.     FINANCIAL INFORMATION                                              2

Item 1.     Financial Statements:                                              2

              Balance Sheets as of December 31, 2005 and
                June 30, 2006 (unaudited)                                      3

              Statements of Operations (unaudited) for the three- and
              six-month periods ending June 30, 2006, from April 29, 2005 to June 30, 2005, and from Inception (April 29, 2005) to
              June 30, 2006                                                    4

              Statements of Cash Flows (unaudited) for the six-month periods ending June 30, 2006, from Inception (April 29, 2005) to
              June 30, 2005, and from Inception (April 29, 2005) to
              June 30, 2006                                                    6

              Notes to Financial Statements                                    7

Item 2.     Management's Discussion and Analysis of Financial Condition or     9
            Plan of Operation

Item 3.     Controls and Procedures                                           14

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                 15

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds       15

Item 3.     Default Upon Senior Securities                                    15

Item 4.     Submission of Matters to a Vote of Security Holders               15

Item 5.     Other Information                                                 15

Item 6.     Exhibits                                                          15

Signatures                                                                    16

                         PART I - FINANCIAL INFORMATION

Item I. Financial Statements

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

The results for the period ended June 30, 2006 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form SB-2/A filed with the Securities and Exchange Commission for the period ended December 31, 2005.

                                  SRKP 3, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                                      JUNE 30,     DECEMBER 31,
                                                                                        2006           2005
                                                                                      --------       --------
                                                                                    (UNAUDITED)
                                     ASSETS
ASSETS:
     Cash                                                                             $  1,268       $ 22,938
     Stock subscription receivable                                                          --          2,500
                                                                                      --------       --------
                                                                                      $  1,268       $ 25,438
                                                                                      ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

     Accrued expenses                                                                 $    750       $    527

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued
     Common stock $.001 par value, 100,000,000
     share authorized, 2,700,000 issued and outstanding                                  2,700          2,700
     Additional paid-in capital                                                         47,300         47,300

     (Deficit) accumulated during development stage                                    (49,482)       (25,089)
                                                                                      --------       --------

          Total Stockholders' Equity                                                       518         24,911
                                                                                      --------       --------

                                                                                      $  1,268       $ 25,438
                                                                                      ========       ========

             SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

                                  SRKP 3, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 FROM APRIL 29,
                                             THREE MONTHS       2005 (INCEPTION)
                                                 ENDING                TO
                                             JUNE 30, 2006       JUNE 30, 2005
                                              -----------         -----------
REVENUE                                       $        --         $        --
                                              -----------         -----------

EXPENSES                                           17,562               3,854
                                              -----------         -----------

NET (LOSS)                                    $   (17,562)        $    (3,854)
                                              -----------         -----------

NET (LOSS) PER COMMON SHARE-BASIC             $     (0.01)        $         *
                                              ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                                2,700,000           2,700,000
                                              ===========         ===========

* Less than $.01

             SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

                                  SRKP 3, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        CUMULATIVE
                                                  SIX MONTHS           FROM APRIL 29
                                                    ENDING          2005 (INCEPTION) TO
                                                 JUNE 30, 2006         JUNE 30, 2006
                                                  -----------           -----------
REVENUE                                           $        --           $        --
                                                  -----------           -----------

EXPENSES                                               24,393                49,482
                                                  -----------           -----------

NET (LOSS)                                        $   (24,393)          $   (49,482)
                                                  ===========           ===========

NET (LOSS) PER COMMON SHARE-BASIC                 $     (0.01)
                                                  ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                                    2,700,000
                                                  ===========

* Less than $.01

             SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

                                  SRKP 3, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                              CUMULATIVE
                                                                                                            FROM APRIL 29,
                                                                                             FROM APRIL 29,      2005
                                                                              SIX MONTHS   2005 (INCEPTION)  (INCEPTION)
                                                                                 ENDING            TO             TO
                                                                             JUNE 30, 2006   JUNE 30, 2005  JUNE 30, 2006
                                                                                --------       --------       --------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
     Net (loss)                                                                 $(24,393)      $ (3,854)      $(49,482)

     Adjustments to reconcile net (loss) to net cash provided by (used in)
     operating activities: Changes in:
     Accrued expenses                                                                223          2,992            750
                                                                                --------       --------       --------

          Net Cash (Used In) Operating Activities                                (24,170)          (862)       (48,732)
                                                                                --------       --------       --------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
     Common stock issued for cash                                                     --         47,500         47,500
     Collection of subscription receivable                                         2,500             --          2,500
                                                                                --------       --------       --------

          Net Cash Provided by Financing Activities                                2,500         47,500         50,000
                                                                                --------       --------       --------
NET INCREASE/(DECREASE) IN CASH AND CASH
     EQUIVALENTS:                                                                (21,670)        46,638          1,268
                                                                                --------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING
     OF PERIOD                                                                    22,938             --             --
                                                                                --------       --------       --------
CASH AND CASH EQUIVALENTS, END
     OF PERIOD                                                                  $  1,268       $ 46,638       $  1,268
                                                                                ========       ========       ========

             SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - STOCKHOLDERS' EQUITY

During April 2005, the Company sold for $50,000 cash, 2,700,000 shares of its $.0001 par value common stock to various investors. The Company fully collected on the stock subscription receivable in February 2006.

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

NOTE 4 - INTIAL PUBLIC OFFERING

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

      For a discussion on the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review "Risk Factors" included in the Company's Form SB-2/A filed with the Securities and Exchange Commission for the period ended December 31, 2005.

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

      We believe we will be able to meet these costs through current monies in our treasury ($1,268 as of June 30, 2006), additional amounts, as necessary, to be loaned to us by our management or promoters and deferral of fees by certain service providers, if necessary. Any advancement would be made in connection with our management's and promoters' oral commitment to make payments for our expenses, prior to the consummation of a business combination, to the extent such expenses are not deferred and would either exceed our available funds or would render us effectively insolvent upon our payment. Any loans by our management or promoters would be on an interest free basis, payable only upon consummation of a merger transaction. Upon consummation of a business combination, we may reimburse our management or promoters for any such loans out of the proceeds of this offering or of that transaction.

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

RISK FACTORS

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our registration statement on Form SB-2/A filed with the Securities and Exchange Commission for the period ended December 31, 2005.


ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

            As of June 30, 2006, our management, with the participation of our Chief Executive Officer, or "CEO," and Chief Financial Officer, of "CFO," performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2006.

Changes in Internal Controls

            There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

August 14, 2006                       SRKP 3, Inc.
                                  (Registrant)

                                   By:   /s/ Richard Rappaport
                                         --------------------------------------
                                         Richard Rappaport
                                         President (Principal Executive Officer)

                                   By:   /s/ Anthony C. Pintsopoulos
                                         --------------------------------------
                                         Anthony C. Pintsopoulos
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)