Form 10QSB
period 2006-09-30
SRKP 3, INC
filed 2006-11-13
CIK 1326355

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

                For the quarterly period ended September 30, 2006

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

There were 2,700,000 shares outstanding of registrant's common stock, par value $.001 per share, as of November 8, 2006.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                 2

Item 1.  Financial Statements:                                                 2

           Balance Sheets as of December 31, 2005 and
            September 30, 2006 (unaudited)                                     3

           Statements of Operations (unaudited) for the three- and
            nine-month periods ending September 30, 2006, three month
            period ending September 30, 2005, period
            from April 29, 2005 to September 30, 2005, and period from
            Inception (April 29, 2005) to September 30, 2006                   4

           Statements of Cash Flows (unaudited) for the nine-month periods ending September 30, 2006, period from Inception (April 29, 2005)
            to September 30, 2005, and period from Inception (April 29, 2005)
            to September 30, 2006                                              6

           Notes to Financial Statements                                       7

Item 2.  Management's Discussion and Analysis of Financial Condition or        9
         Plan of Operation

Item 3.  Controls and Procedures                                              14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          15

Item 3.  Default Upon Senior Securities                                       15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 5.  Other Information                                                    15

Item 6.  Exhibits                                                             15

Signatures                                                                    16

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

The results for the period ended September 30, 2006 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form SB-2/A filed with the Securities and Exchange Commission for the period ended December 31, 2005.

                                  SRKP 3, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                   September 30,  December 31,
                                                                        2006          2005
                                                                     --------       --------
                                                                    (Unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash                                                            $  3,301       $ 22,938
     Stock subscription receivable                                         --          2,500
                                                                     --------       --------

        Total Current Assets                                         $  3,301       $ 25,438
                                                                     ========       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

     Accounts payable                                                $  2,025       $    527
     Loans from stockholders                                            4,550             --
                                                                     --------       --------


          Total Current Liabilities                                     6,575            527
                                                                     --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value, 10,000,000
       shares authorized, none issued
     Common stock $.001 par value, 100,000,000

       share authorized, 2,700,000 issued and outstanding               2,700          2,700

     Additional paid-in capital                                        47,300         47,300
     (Deficit) accumulated during development stage                   (53,274)       (25,089)
                                                                     --------       --------


          Total Stockholders' Equity (Deficit)                         (3,274)        24,911
                                                                     --------       --------

                                                                     $  3,301       $ 25,438
                                                                     ========       ========


             SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

                                  SRKP 3, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             Three Months      Three Months
                                                 Ending            Ending
                                             September 30,     September 30,
                                                  2006              2005
                                              -----------       -----------

REVENUE                                       $        --       $        --
                                              -----------       -----------

EXPENSES                                            3,792            18,317
                                              -----------       -----------

NET (LOSS)                                    $    (3,792)      $   (18,317)
                                              -----------       -----------

NET (LOSS) PER COMMON SHARE-BASIC             $         *       $     (0.01)
                                              ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                 2,700,000         2,700,000
                                              ===========       ===========

* Less than $.01


             SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

                                  SRKP 3, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                              Cumulative
                                                  Nine Months          From April 29         from April 29
                                                     Ending         2005 (Inception) to   2005 (Inception) to
                                              September 30, 2006    September 30, 2005    September 30, 2006
                                                  -----------           -----------           -----------
REVENUE                                           $        --           $        --           $        --
                                                  -----------           -----------           -----------


EXPENSES                                               28,185                22,170                53,274
                                                  -----------           -----------           -----------

NET (LOSS)                                        $   (28,185)          $   (22,170)          $   (53,274)
                                                  ===========           ===========           ===========

NET (LOSS) PER COMMON SHARE-BASIC                 $     (0.01)          $     (0.01)                   --
                                                  ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                     2,700,000             2,700,000                    --
                                                  ===========           ===========


             SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

                                  SRKP 3, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        Cumulative
                                                                                                       from April 29,
                                                              Nine Months         From April 29,           2005
                                                                 Ending        2005 (Inception) to    (Inception) to
                                                          September 30, 2006   September 30, 2005   September 30, 2006
                                                          ------------------   ------------------   ------------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
    Net (loss)                                                 $(28,185)            $(22,170)            $(53,274)

    Adjustments to reconcile net (loss) to net cash
      provided by (used in) operating activities:
    Changes in:
      Accounts payable                                            1,498                6,025                2,025
                                                               --------             --------             --------

         Net Cash (Used In) Operating Activities                (26,687)             (16,145)             (51,249)
                                                               --------             --------             --------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

    Common stock issued for cash                                     --               47,500               47,500
    Collection of subscription receivable                         2,500                   --                2,500
    Loans from stockholders                                       4,550                   --                4,550
                                                               --------             --------             --------


         Net Cash Provided by Financing Activities                7,050               47,500               54,550
                                                               --------             --------             --------

NET INCREASE/(DECREASE) IN CASH AND CASH
    EQUIVALENTS:                                                (19,637)              31,355                3,301
                                                               --------             --------             --------

CASH AND CASH EQUIVALENTS, BEGINNING
    OF PERIOD                                                    22,938                   --                   --
                                                               --------             --------             --------

CASH AND CASH EQUIVALENTS, END
    OF PERIOD                                                  $  3,301             $ 31,355             $  3,301
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

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to an offering will be capitalized. The deferred offering costs will be offset against offering proceeds in the event the offering is successful. In the event the offering is unsuccessful or is abandoned, the deferred offering costs will be expensed.

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

NOTE 4 - DUE TO STOCKHOLDERS

In 2006 certain stockholders advanced the Company $4,550 to pay for operating expenses. These funds have been advanced interest free and are due on demand.

NOTE 5 - INITIAL PUBLIC OFFERING

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

      Unless we are able to complete the business combination within 18 months from our offering, the entire proceeds of the offering, if any, will be returned to those who subscribed to the offering, if any at all. We may also choose to return all remaining funds to investors, plus interest, at any time after 12 months after the commencement of the offering, if we fail to consummate an acquisition. Based upon their professional experience, our management believes it would be very difficult to complete an acquisition within 18 months from the commencement of the offering if a candidate is not identified within 12 months after the date of the commencement of the offering due to the amount of time and resources that would be required to (i) locate a candidate, (ii) negotiate and enter into a definitive agreement, (iii) prepare and file a post-effective amendment to this registration statement, (iv) address any comments the staff of the Commission may have to a post-effective amendment and (v) print and mail the post-effective amendment. Management will promptly notify investors if it determines to return the funds investors, plus interest to them after 12 months from the date of the commencement of the offering.

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

      We believe we will be able to meet these costs through current monies in our treasury ($3,301 as of September 30, 2006), additional amounts, as necessary, to be loaned to us by our management or promoters and deferral of fees by certain service providers, if necessary. Any advancement would be made in connection with our management's and promoters' oral commitment to make payments for our expenses, prior to the consummation of a business combination, to the extent such expenses are not deferred and would either exceed our available funds or would render us effectively insolvent upon our payment. Any loans by our management or promoters would be on an interest free basis, payable only upon consummation of a merger transaction. Upon consummation of a business combination, we may reimburse our management or promoters for any such loans out of the proceeds of this offering or of that transaction.

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

      Any merger, acquisition or other business combination can be expected to have a significant dilutive effect on the percentage of shares held by our existing stockholders, including investors in the offering. The target business we consider will, in all probability, have significantly more assets than we do. Therefore, in all likelihood, our management will offer a controlling interest in our company to the owners of the target business. While the actual terms of a transaction to which we may be a party cannot be predicted, we expect that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code. In order to obtain tax-free treatment under the Internal Revenue Code, the owners of the acquired business may need to own 80% or more of the voting stock of the surviving entity. As a result, our stockholders, including investors in the offering, would retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in percentage of the entity after the combination and may also result in a reduction in the net tangible book value per share of our investors. In addition, a majority of all of our directors and officers will probably, as part of the terms of the acquisition transaction, resign as directors and officers.

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


ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

            As of September 30, 2006, our management, with the participation of our Chief Executive Officer, or "CEO," and Chief Financial Officer, or "CFO," performed an evaluation of the effectiveness and the operation of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2006.

Changes in Internal Controls

            There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

November 10, 2006                 SRKP 3, Inc.
                                  (Registrant)

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