Form 10KSB
period 2006-12-31
SRKP 3, INC
filed 2007-03-29
CIK 1326355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number 333-126441

SRKP 3, INC.
(Name of small business issuer in its charter)

Delaware	75-3189552
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1900 Avenue of the Stars, Suite 310	90067
Los Angeles, CA	(Zip Code)
(Address of principal executive offices)

(310) 203-2902
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the  Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Issuer's revenues for its most recent fiscal year: $0

Aggregate market value of the voting stock held by non-affiliates: $0. There is no voting stock held by non-affiliates.

Number of shares outstanding of each of the issuer's classes of common stock at March 20, 2007:

Common Stock: 2,700,000 Preferred Stock: 0

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (check one) Yes [  ] No [X]

FORM 10-KSB INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements, including the plans and objectives of management for the business, operations, and economic performance of SRKP 3, Inc. (the "Company"). These forward-looking statements generally can be identified by the context of the statement or the use of words such as the Company or its management "believes," "anticipates," "intends," "expects," "plans" or words of similar meaning.

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

Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives, strategies, or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements. For a discussion on the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review "Risk Factors."

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

We were organized under the laws of the State of Delaware on April 29, 2005. Since our inception, we have been engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination. We have no full-time employees. Our officers and directors allocate a portion of their time to the activities of SRKP 3 without compensation. We have made no efforts to identify a possible business combination and, as a result, have not conducted negotiations or entered into a letter of intent concerning any target business.

We are, based on proposed business activities, a "blank check" company. The Securities and Exchange Commission, or Commission, defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

We filed a registration statement to conduct a "blank check" offering subject to Rule 419 of Regulation C under the Securities Act of 1933, as amended. The registration statement was declared effective by the Commission on May 15, 2006. We did not sell any securities under the registration statement within the time frames as required under Rule 419. As a result, no securities may be sold under that registration statement.

Operations

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12-14 months will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide cash flow. Investors purchasing shares in the offering and other stockholders will not have the opportunity to participate in any of these decisions. The reference to us as a "blank check" company is because investors will entrust their investment monies to our management without knowing the ultimate use to which their money may be put. In the past, we failed to raise any funds through a Rule 419 blank check offering. We plan to continue as a public company and continue to search for a business combination candidate.

During the next 12-14 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports (approximately $15,000), and

(ii)	locating a suitable merger candidate and negotiating the combination transaction (approximately $35,000).

We believe we will be able to meet these costs through current monies in our treasury ($928 as of December 31, 2006), additional amounts, as necessary, to be loaned to us by our management or promoters and deferral of fees by certain service providers, if necessary. Any advancement would be made in connection with our management's and promoters' oral commitment to make payments for our expenses, prior to the consummation of a business combination, to the extent such expenses are not deferred and would either exceed our available funds or would render us effectively insolvent upon our payment. Any loans by our management or promoters would be on an interest free basis, payable only upon consummation of a merger transaction. Upon consummation of a business combination, we may reimburse our management or promoters for any such loans out of the proceeds of that transaction.

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

Since we will be subject to Section 13 or 15(d) of the Exchange Act, we will be required to furnish information about significant acquisitions, including audited financial statements for the target company, covering one, two or three years depending upon the relative size of the acquisition. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. In the event our obligation to file periodic reports is suspended under Section 15(d) of that Act, we intend to voluntarily register with the Securities and Exchange Commission in order to file such reports.

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

At present, we contemplate that at least one of the third parties who may introduce business combinations to SRKP 3 may be WestPark Capital, Inc., a Colorado corporation and a registered broker-dealer. Richard Rappaport, our President and one of our controlling stockholders, indirectly holds a 100% interest in, and is the CEO of, WestPark Capital, Inc., an NASD member. Anthony Pintsopoulos, one of our controlling stockholders and our Chief Financial Officer, is the Chief Financial Officer of WestPark Capital, Inc. Debbie Schwartzberg, one of our controlling stockholders, is a noteholder of the parent company of WestPark Capital, Inc.; her note entitles her to a 1.5% interest in the net profits of the parent company of WestPark Capital, Inc. There is currently no signed agreement or preliminary agreements or understandings between WestPark Capital, Inc. and SRKP 3. Any finders fees paid to WestPark Capital, Inc. will be comparable with unaffiliated third party fees. Given the limited cash resources of SRKP 3, we anticipate that any fees to be paid to finders will be paid in equity of SRKP 3 or through the cash resources of the target company. These fees will likely be negotiated among SRKP 3, the business combination target and the finder as part of any business combination agreement. We do not intend to enter into any arrangement with a finder obligating us to make any payments in the absence of a consummated business acquisition. As a result, it is not possible for us to currently estimate our costs in respect of any finder's fees, although we currently do not expect to pay a finder's fee in excess of the lesser of 2% of book value of the target company or $150,000.

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

We do not intend to purchase the assets of any company of which a majority of the outstanding capital stock is beneficially owned by one or more or our officers, directors, promoters or affiliates or associates. Our officers and directors have not approached and have not been approached by any person or entity with regard to any proposed business venture which desires to be acquired by us. Furthermore, we will obtain all necessary approvals from our Board of Directors and stockholders, as necessary, prior to effecting a combination. If at any time a business combination occurs, disclosure as to this fact will be included in a Form 8-K as required by the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Competition

We are an insignificant player among the firms which engage in business combinations. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than we will. In view of our combined limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors. Also, we will be competing with a number of other small, blank check public and shell companies.

Employees

 We presently have no employees apart from our management. Our President and Chief Financial Officer are engaged in outside business activities and they anticipate that they each will devote to our business only between two and 10 hours per week until the acquisition of a successful business opportunity has been consummated. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

RISK FACTORS

In addition to the other information in this Annual Report on Form 10-KSB, the following factors should be considered in evaluating us and our business. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This Annual Report on Form 10-KSB also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Annual Report on Form 10-KSB.

CONFLICTS OF INTEREST CREATE THE RISK THAT MANAGEMENT MAY HAVE AN INCENTIVE TO ACT ADVERSELY TO THE INTERESTS OF OTHER INVESTORS.

A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Our seven present stockholders own 100% of our outstanding common stock and therefore control our company. Further, our management's own pecuniary interest may at some point conflict with the interests of its fiduciary duty to our stockholders. In addition, our officers and directors, who are also shareholders, are currently involved with other blank check offerings, and may become involved with additional blank check offerings in the future, which may create conflicts in the pursuit of business combinations with such other blank check companies. If we and the other blank check companies that our management is affiliated with desire to take advantage of the same opportunity, then those members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

Further, WestPark Capital, Inc. (“WestPark Capital”), a registered broker-dealer, may act as investment banker, placement agent or financial consultant to our company or an acquisition candidate in connection with a potential business combination transaction. Our officers and directors, Richard Rappaport and Anthony C. Pintsopoulos (who are also stockholders) are currently employed as Chief Executive Officer and Chief Financial Officer, respectively, of WestPark Capital. We cannot assure you that conflicts of interest among us, WestPark Capital and our stockholders will not develop.

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

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations. If we are unable to make such an investment, it is unlikely that our shareholders will make a substantial return on their investment.

THE TIME AND COST OF PREPARING A PRIVATE COMPANY TO BECOME A PUBLIC REPORTING COMPANY MAY PRECLUDE US FROM ENTERING INTO A MERGER OR ACQUISITION WITH THE MOST ATTRACTIVE PRIVATE COMPANIES.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

While seeking a business combination, management anticipates devoting between two and 10 hours per week to our affairs in total. None of our officers have entered into written employment agreements with us and none is expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

OUR PRINCIPAL STOCKHOLDERS MAY ENGAGE IN A TRANSACTION TO CAUSE THE COMPANY TO REPURCHASE THEIR SHARES OF COMMON STOCK.

In order to provide an interest in the Company to a third party, our principal stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase shares of Common Stock held by the stockholders. As a result of such transaction, our management, principal stockholders and Board of Directors may change.

BECAUSE WE MAY SEEK TO COMPLETE A BUSINESS COMBINATION THROUGH A “REVERSE MERGER”, FOLLOWING SUCH A TRANSACTION WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

WE CANNOT ASSURE YOU THAT FOLLOWING A BUSINESS COMBINATION WITH AN OPERATING BUSINESS, OUR COMMON STOCK WILL BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE.

Following a business combination, we may seek the listing of our Common Stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our Common Stock on either of those or any other stock exchange. After completing a business combination, until our Common Stock is listed on the NASDAQ or another stock exchange, we expect that our Common Stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our Common Stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our Common Stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

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

WE MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

Although we are subject to the reporting requirements under the Exchange Act, management believes we are not subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we are not engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

THE AVAILABILITY OF OUR SHARES FOR SALE COULD ADVERSELY AFFECT OUR SHARE PRICE AS THERE IS A RISK OUR PROMOTERS OR AFFILIATES COULD SELL A SUFFICIENT VOLUME OF SHARES TO LOWER THE SHARE PRICE.

The 2,700,000 shares of our common stock presently issued and outstanding are held by our promoters or affiliates, are "restricted securities" as that term is defined under the Securities Act and in the future may be sold pursuant to a registration statement filed under the Securities Act. It should be noted that these shares may not be sold by these promoters or affiliates, or their transferees, pursuant to Rule 144 of the Securities Act. This is true for any such sale either before or after a business combination with an operating company or other person, regardless of technical compliance with the rule. We have been advised that any such resale transaction under Rule 144 would appear to be designed to distribute or redistribute such shares to the public without coming within the registration requirements of the Securities Act. Therefore, these promoters or affiliates, or their exemptions to the transferees, can only resell the shares they hold as of the date hereof through a registration statement filed under the Securities Act. Investors should be aware that there is a risk that such sales pursuant to a registration statement filed under the Securities Act would have a depressive effect on the market price of our securities in any market which may develop for such securities. If our promoters or affiliates did not hold these shares, there would not be the same risk of a depressive effect on the price of the shares you hold.

THERE WILL BE ADDITIONAL DILUTION AS ADDITIONAL SHARES ARE ISSUED WHICH MAY DECREASE THE MARKET PRICE OF OUR COMMON STOCK.

Once, and if, a business combination is consummated, additional offerings will likely have to be made in the future to meet additional cash flow needs. Such offerings may include warrants for issuance of additional common stock, further diluting the common stock outstanding. An increase in the number of our shares of common stock in the marketplace may result in a decrease of the market price for our common stock.

MANAGEMENT HAS SIGNIFICANT INFLUENCE OVER OUR COMPANY.

Management currently owns a substantial portion of all the issued and outstanding Common Stock of the Company. Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence substantially all matters submitted to stockholders for approval, including:

·   Election of the Board of Directors;

·   Removal of directors;

·   Amendment to the Company’s certificate of incorporation or bylaws; and

·   Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

These stockholders will thus have substantial influence over our management and affairs of the Company. This concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquiror from making a tender offer for the Common Stock.

THERE ARE ISSUES IMPACTING LIQUIDITY OF OUR SECURITIES WITH RESPECT TO THE SEC’S REVIEW OF A FUTURE RESALE REGISTRATION STATEMENT.

Since our shares of Common Stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form SB-2 or Form S-1, or some other available form, to register for resale such shares of Common Stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of Common Stock.

In addition, the SEC has recently disclosed that it has developed internal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act, which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have little or no tradable shares of Common Stock, it is unclear as to how many, if any, shares of Common Stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of Common Stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in our Common Stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

WE HAVE NEVER PAID DIVIDENDS ON OUR COMMON STOCK.

We have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

ITEM 2. DESCRIPTION OF PROPERTIES

Our principal offices are located at 1900 Avenue of the Stars, Suited 310, Los Angeles, California 90067. We are presently using the offices of our President, Richard Rappaport, at no cost, as our office, an arrangement which we expect to continue until the completion of the offering. At the completion of the offering and until a business combination is consummated, we are not required to pay any rent. We presently do not own any equipment, and do not intend to purchase or lease any equipment prior to or upon completion of a business combination.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock; Related Information

Our common stock is not quoted at the present time. To date, neither we, nor anyone acting on our behalf, has taken any affirmative steps to retain or encourage any broker-dealer to act as a market maker for our common stock. Further, we have not entered into any discussions, or understandings, preliminary or otherwise, through our management or through anyone acting on our behalf and any market maker concerning the participation of a market maker in the future trading market, if any, for our common stock.

At March 15, 2007, there were approximately seven holders of record of our common stock.

Dividend Policy

We have not declared or paid any cash dividends on our common stock, and we currently intend to retain future earnings, if any, to finance a business combination.

Equity Compensation Plans

We do not maintain an equity compensation plan.

Recent Sales of Unregistered Securities

The registrant issued 2,700,000 shares of common stock on April 29, 2005, to seven persons for cash consideration of $0.019 per share for an aggregate investment of $50,000. The registrant sold these shares of common stock under the exemption from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

Neither the registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

All purchasers represented in writing that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom. All purchasers of our securities are accredited investors and such securities were sold by the registrant in reliance of Rule 506 of Regulation D of the Securities Act.

Additional Information

Copies of our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This 10-KSB contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing else where in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to "Special Note Regarding Forward Looking Statements".

Plan of Operation

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12-14 months will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide cash flow. Investors purchasing shares in the offering and other stockholders will not have the opportunity to participate in any of these decisions. The reference to us as a "blank check" company is because investors will entrust their investment monies to our management without knowing the ultimate use to which their money may be put. In the past, we failed to raise any funds through a Rule 419 blank check offering. We plan to continue as a public company and continue to search for a business combination candidate.

During the next 12-14 months we anticipate incurring costs related to:

(i)   filing of Exchange Act reports (approximately $15,000), and

(ii)  locating a suitable merger candidate and negotiating the combination transaction (approximately $35,000).

We believe we will be able to meet these costs through current monies in our treasury ($928 as of December 31, 2006), additional amounts, as necessary, to be loaned to us by our management or promoters and deferral of fees by certain service providers, if necessary. Any advancement would be made in connection with our management's and promoters' oral commitment to make payments for our expenses, prior to the consummation of a business combination, to the extent such expenses are not deferred and would either exceed our available funds or would render us effectively insolvent upon our payment. Any loans by our management or promoters would be on an interest free basis, payable only upon consummation of a merger transaction. Upon consummation of a business combination, we may reimburse our management or promoters for any such loans out of the proceeds of that transaction.

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

We do not intend to purchase the assets of any company of which a majority of the outstanding capital stock is beneficially owned by one or more or our officers, directors, promoters or affiliates or associates. Our officers and directors have not approached and have not been approached by any person or entity with regard to any proposed business venture which desires to be acquired by us. Furthermore, we will obtain all necessary approvals from our Board of Directors and stockholders, as necessary, prior to effecting a combination. If at any time a business combination occurs, disclosure as to this fact will be included in a Form 8-K as required by the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Employees

We presently have no employees apart from our management. Our President and Chief Financial Officer are engaged in outside business activities and they anticipate that they each will devote to our business only between two and 10 hours per week until the acquisition of a successful business opportunity has been consummated. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

ITEM 7. FINANCIAL STATEMENTS.

Our audited financial statements are set forth in this Report beginning on page F-1.

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
216 SIXTEENTH STREET
SUITE 600
DENVER, COLORADO 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
SRKP 3, Inc.

Los Angeles, California

We have audited the accompanying balance sheet of SRKP 3, Inc. (a development stage company) as of December 31, 2006, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended and for the periods from April 29, 2005 (inception) to December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SRKP 3, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended and for the periods from April 29, 2005 (inception) to December 31, 2006 and 2005, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
January 31, 2007

SRKP 3, INC.
(A Development Stage Company)
BALANCE SHEET

December 31,
2006

ASSETS

CURRENT ASSETS:
Cash	$928

Total Current Assets	$928

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts Payable	$527
Due to Stockholders	5,000

Total Current Liabilities	5,527

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY (DEFICIT):
Preferred stock, $.001 par value, 10,000,000
shares authorized, none issued
Common stock $.001 par value, 100,000,000
share authorized, 2,700,000 issued and outstanding	2,700
Additional paid-in capital	47,300
(Deficit) accumulated during development stage	(54,599)

Total Stockholders Equity (Deficit)	(4,599)

$928

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 3, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

		For the Period	Cumulative
		From April 29	from April 29
	For the Year Ended	2005 (Inception) to	2005 (Inception) to
	December 31, 2006	December 31, 2005	December 31, 2006

REVENUE	$ ---	$ ---	$ ---

EXPENSES	29,510	25,089	54,599

NET (LOSS)	$(29,510)	$(25,089)	$(54,599)

NET (LOSS) PER COMMON SHARE-BASIC	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING	2,700,000	2,700,000

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 3, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM APRIL 29, 2005
(INCEPTION) TO DECEMBER 31, 2005 AND FOR THE YEAR ENDED DECEMBER 31, 2006

				(Deficit)
				Accumulated
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balances, April 29, 2005		$-	$-	$-	$-

Sale of common stock on April 29, 2005 at $.0185 per share	2,700,000	2,700	47,300	-	50,000

Net (loss)				(25,089)	(25,089)

Balances, December 31, 2005	2,700,000	2,700	47,300	(25,089)	24,911

Net (loss)				(29,510)	(29,510)

Balances, December 31, 2006	2,700,000	$2,700	$47,300	$(54,599)	$(4,599)

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 3, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative
		For the Period	from April 29,
		From April 29,	2005
	For the Year Ended	2005 (Inception) to	(Inception) to
	December 31, 2006	December 31, 2005	December 31, 2006

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(29,510)	$(25,089)	$(54,599)

Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Changes in:
Accounts Payable	-	527	527

Net Cash (Used In) Operating Activities	(29,510)	(24,562)	(54,072)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Common stock issued for cash	-	47,500	47,500
Due to stockholders	5,000	-	5,000
Collection of subscription receivable	2,500	-	2,500

Net Cash Provided by Financing Activities	7,500	47,500	55,000

NET INCREASE/(DECREASE) IN CASH AND CASH
EQUIVALENTS:	(22,010)	22,938	928

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	22,938	-	-

CASH AND CASH EQUIVALENTS, END
OF PERIOD	$928	$22,938	$928

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

Going Concern and Plan of Operation
The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has negative working capital, negative stockholders’ equity and has not earned any revenues from operations to date. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Income Taxes
The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109.  Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end.

For federal income tax purposes, substantially all startup and organizational expenses must be deferred until the Company commences business.  The Company may elect a limited deduction of up to $5,000 in the taxable year in which the trade or business begins.  The $5,000 must be reduced by the amount of startup costs in excess of $50,000.  The remainder of the expenses not deductible must be amortized over a 180-month period beginning with the month in which the active trade or business begins.  These expenses will not be deducted for tax purposes and will represent a deferred tax asset.  The Company will provide a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income.  Tax deductible losses can be carried forward for 20 years until utilized.

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

NOTE 2 - STOCKHOLDERS' EQUITY

During April 2005, the Company sold for $47,500 cash and a $2,500 stock subscription receivable, 2,700,000 shares of its $.0001 par value common stock to various investors. The Company fully collected on the stock subscription receivable in February 2006.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by WestPark Capital.  The Company’s President is also the CEO of WestPark Capital. Such costs are immaterial to the financial statements. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. Such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

SRKP 3, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INTIAL PUBLIC OFFERING

The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission to conduct a blank check offering subject to Rule 419 of Regulation C. The registration statement was declared effective by the Securities and Exchange Commission on May 15, 2006. Pursuant to Rule 419, the Company had 180 days from the effective date to conduct and complete the offering, which called for the sale of 700,000 shares of common stock at a price of $0.17 per share. The Company did not sell any securities under the registration statement on Form SB-2 within 180 days after the registration statement was declared effective. As a result, the registration statement is no longer effective and may not be used to sell securities of the Company.

NOTE 5 - DUE TO STOCKHOLDERS

During 2006 certain stockholders advanced the Company $5,000 to pay for operating expenses. These funds have been advanced interest free and are due on demand.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. As of December 31, 2006, an evaluation was carried out under the supervision and with the participation our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

Name	Age	Position	Year Appointed

Richard A. Rappaport (1)	47	President and Director	2005

Anthony C. Pintsopoulos (1)	51	Chief Financial Officer, Secretary and Director	2006

(1)           May be deemed our "Promoters" as that term is defined under the Securities Act.

Richard A. Rappaport, President and Director, is the founder of WestPark Capital, Inc. and has been its Chief Executive Officer since September 1999. WestPark Capital, Inc. is a full service investment banking and securities brokerage firm, which serves the needs of both private and public companies worldwide, as well as individual and institutional investors. From April 1995 through September 1999, Mr. Rappaport was Director of Corporate Finance for Global Securities, where he was responsible for all of the firms North American Corporate finance activities. Global Securities was a registered broker-dealer that has since terminated operations. Mr. Rappaport received a B.S. in 1981 from the University of California at Berkeley and a M.B.A. in 1986 from the University of California at Los Angeles.

In June 2004, Richard Rappaport entered into a settlement agreement with the National Association of Securities Dealers, Inc. (the "NASD"), without admitting or denying any liability, whereby he voluntarily surrendered his Series 24 license for a period of 30 days and a fine of $50,000 was paid by WestPark Capital, Inc. Mr. Rappaport's other NASD licenses were not affected during this 30-day period. The NASD had previously concluded that a total of six research reports written in 2001 and 2002 by WestPark Capital, Inc. may have violated NASD rules. Although Mr. Rappaport did not write the reports, the NASD filed a disciplinary case against him as the compliance supervisor of WestPark Capital, Inc. for improper supervision of the firm's report writing activities. Other than this matter, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of our company during the past five years.

Anthony C. Pintsopoulos, Chief Financial Officer, Secretary and Director, is also Chief Financial Officer at WestPark Capital, Inc. Prior to joining WestPark Capital, Mr. Pintsopoulos was CFO and acting COO at Joseph, Charles & Associates (JCA) a full service investment banking and securities brokerage firm. Prior to JCA, from 1983 to 1995, Mr. Pintsopoulos served as CFO, Treasurer and Board Member of Safety 1st, Inc., a manufacturer of juvenile products. He administered the company's IPO and Secondary Offerings. Preceding Safety 1st, Mr. Pintsopoulos worked at Coopers & Lybrand Boston, Massachusetts. Also he owned his own CPA Firm in Massachusetts before merging it into Vitale, Caturano & Co., PC (the largest CPA firm in New England, other than the Big 4). In his CPA business, he has worked with both public and private entities in all phases of business development. He holds a Bachelor of Business Administration in Accounting from the University of Massachusetts, Amherst and holds NASD licenses 7, 24, and 63. He is a Certified Public Accountant, a member of the Massachusetts Society of Certified Public Accountants (MSCPA) and the American Institute of Certified Public Accountants (AICPA).

Employment Agreements

The Company is not a party to any employment agreements.

Family Relationships

There are no family relationships among the officers and directors.

The Board of Directors and Committees

Our Board members are elected for one-year terms, to hold office until the next general meeting of stockholders, or until removed from office in accordance with our bylaws.

Our Board does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by the Board as a whole. None of our directors are independent; however, Mr. Rappaport would otherwise qualify as an "audit committee financial expert."

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers serve in these capacities.

Compliance with Section 16(a) of the Exchange Act.

During the last fiscal year, we did not have a class of equity securities registered pursuant to Section 12 of the Exchange Act. Therefore, our officers and directors were not required to file Form 3s, 4s or 5s with the Securities and Exchange Commission during the last fiscal year.

ITEM 10. EXECUTIVE COMPENSATION.

Executive Compensation

No compensation was been paid to our executive officers for the period beginning with inception and ending December 31, 2006.

Director Compensation

No compensation was been paid to our directors for the period beginning with inception and ending December 31, 2006.

Equity Compensation Plans

We do not maintain an equity compensation plan; therefore, we did not grant any stock options to executive officers or directors during the period beginning with inception and ending December 31, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table that follows sets forth certain information regarding the beneficial ownership of our common stock as of March 20, 2007, and as adjusted to reflect the sale of the shares in the offering, by

o    each person who is known by us to own beneficially more than 5% of our outstanding common stock;

o    each of our officers and directors; and

o    all of our directors and officers as a group.

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner (1)	Class of Stock	Number	Percent

Richard Rappaport(2)	Common	1,039,500(4)	38.5%

The Amanda Rappaport Trust(3)	Common	270,000	10.0

The Kailey Rappaport Trust(3)	Common	270,000	10.0

Debbie Schwartzberg(2)	Common	1,039,500	38.5
800 5th Avenue
New York, New York 10021

Glenn Krinsky(2)	Common	243,000	9.0
4266 Irvine Avenue,
Studio City, California 91604

Tony Pintsopoulos(2)	Common	243,000	9.0
210 South Federal Highway, Suite 205
Deerfield Beach, Florida 33441

Charles Frisco(2)	Common	135,000	5.0

Officers and Directors (2 persons)	Common	1,282,500(4)	47.5

(1)	Except as indicated below, the address for each person or entity listed on the table is c/o SRKP 3, Inc., 1900 Avenue of the Stars, Suite 310, Los Angeles, CA 90067, Telephone (310) 203-2902.

(2)	Individual has sole voting and investment power over shares. Mr. Krinsky resigned as our Chief Financial Officer, Secretary and Director in August 2006.

(3)	Mr. Rappaport is the trustee of the trust. As trustee, Mr. Rappaport has sole voting and investment power over shares. Amanda and Kailey Rappaport are the minor children of Mr. Rappaport.

(4)	Includes shares held by The Amanda Rappaport Trust and The Kailey Rappaport Trust. See also footnote (3) above.

Each of Messrs. Rappaport, Pintsopoulos, Krinsky, and Frisco and Dr. Schwartzberg may be deemed "Promoters" as that term is defined under the Securities Act.

Equity Compensation Plans

We do not maintain an equity compensation plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The sales of substantial amounts of our common stock in the public market or the prospect of such sales could materially and adversely affect the market price of our common stock. Our promoters, who held 2,700,000 shares of our common stock, have received certain registration rights to sell shares of common stock held by them in the public market.

On April 29, 2005, our promoters purchased an aggregate of 2,700,000 shares of our common stock for an aggregate cash consideration of $50,000. No other assets, services or other consideration was received by our company from any of our promoters.

Nothing of value has been paid by our company to any of our promoters. One of the finders of business combinations for SRKP 3 may be WestPark Capital, Inc., a Colorado corporation and a registered broker-dealer. Richard Rappaport, our President and one of our controlling stockholders, indirectly holds a 100% interest in, and is the president of, WestPark Capital, Inc., an NASD member. Tony Pintsopoulos, one of our controlling stockholders, is the Chief Financial Officer of WestPark Capital, Inc. Debbie Schwartzberg, one of our controlling stockholders, is a noteholder of the parent company of WestPark Capital, Inc.; her note entitles her to a 1.5% interest in the net profits of the parent company of WestPark Capital, Inc. There is currently no signed agreement between WestPark Capital, Inc. and SRKP 3. Any finder's fees paid to WestPark Capital, Inc. will be comparable with unaffiliated third party fees. Given the limited cash resources of SRKP 3, we anticipate that any fees to be paid to finders will be paid in equity of SRKP 3 or through the cash resources of the target company. These fees will likely be negotiated among SRKP 3, the business combination target and the finder as part of any business combination agreement. We do not intend to enter into any arrangement with a finder obligating us to make any payments in the absence of a consummated business acquisition. As a result, it is not possible for us to currently estimate our costs in respect of any finder's fees.

Mr. Rappaport is our President and owns 499,500 shares of our common stock and the trustee of the trusts for his children that own in the aggregate 540,000 shares of our common stock.

Mr. Pintsopoulos is our Chief Financial Officer and owns 243,000 shares of our common stock.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit	Description of Exhibit
Number

3.1	Certificate of Incorporation (incorporated by reference to Registrant's Registration Statement on Form SB-2 filed 7/7/05).

3.2	By-Laws (incorporated by reference to Registrant's Registration Statement on Form SB-2 filed 7/7/05).

4.1	Specimen Certificate of Common Stock (incorporated by reference to Registrant's Registration Statement on Form SB-2 filed 47/7/05).

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section
1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the fiscal years ended December 31, 2006 and 2005, we retained AJ. Robbins, PC to provide services as follows:

	2006	2005*
Audit Fees	$7,000	$4,750
Audit-Related Fees	--	--
Tax Fees	$1,000	$1,000
All Other Fees	--	--

* We were formed in April 2005.

Pre-Approval Policy

We do not maintain an audit committee. Our Board as a whole pre-approves all services provided by AJ. Robbins, P.C. and has concluded that such services are compatible with AJ. Robbins, P.C.'s independence as our auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SRKP 3, INC.

By:	/s/ Richard Rappaport
Richard Rappaport
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 29, 2007

By:	/s/ Anthony Pintsopoulos
Anthony Pintsopoulos
Chief Financial Officer
(Principal Financial and Accounting
Officer)

Date: March 29, 2007

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Richard Rappaport	President, Chief Executive Officer (Principal	March 29, 2007
Richard Rappaport	Executive Officer) and Director

/s/ Anthony Pintsopoulos	Chief Financial Officer	March 29, 2007
Anthony Pintsopoulos	(Principal Financial and Accounting Officer)
and Director