Form 10QSB
period 2007-09-30
SRKP 3, INC
filed 2007-11-13
CIK 1326355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number
000-52537

SRKP 3, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	75–3189552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Avenue of the Stars, Suite 310 Los Angeles, CA	90067
(Address of principal executive offices)	(Zip Code)

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

There were 2,700,000 shares outstanding of registrant's common stock, par value $.001 per share, as of November 13, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

INDEX

PART I.	FINANCIAL INFORMATION	2

Item 1.	Financial Statements:	2

	Balance Sheet as of September 30, 2007 (unaudited)	3

	Statements of Operations (unaudited) for the three- and nine-month periods ending September 30, 2007 and September 30, 2006 and period from Inception (April 29, 2005) to September 30, 2007	4

	Statements of Cash Flows (unaudited) for the nine-month periods ending September 30, 2007 and September 30, 2006 and period from Inception (April 29, 2005) to September 30, 2007	5

	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	8

Item 3.	Controls and Procedures	11

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Default Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

	Signatures	12

PART I – FINANCIAL INFORMATION

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

The results for the period ended September 30, 2007 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed on March 29, 2007 with the Securities and Exchange Commission for the year ended December 31, 2006.

SRKP 3, INC.
(A Development Stage Company)
BALANCE SHEET

September 30, 2007
(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$7,157
Total Current Assets	$7,157

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Due to Stockholders	$30,000
Total Current Liabilities	30,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued	—
Common stock $.001 par value, 100,000,000 share authorized, 2,700,000 issued and outstanding	2,700
Additional paid-in capital	47,300
(Deficit) accumulated during development stage	(72,843)

Total Stockholders' Equity (Deficit)	(22,843)

$7,157

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 3, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006		Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Cumulative from April 29, 2005 (Inception) to September 30, 2007

REVENUE		$—		$—	$—	$—	$—

EXPENSES		2,519		3,792	18,244	28,185	72,843

NET (LOSS)		$(2,519)		$(3,792)	$(18,244)	$(28,185)	$(72,843)

NET (LOSS) PER COMMON SHARE-BASIC	$	*	$	*	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		2,700,000		2,700,000	2,700,000	2,700,000

* Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 3, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Cumulative from April 29, 2005 (Inception) to September 30, 2007

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(18,244)	$(28,185)	$(72,843)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Changes in:
Accounts Payable	(527)	1,498	-

Net Cash (Used In) Operating Activities	(18,771)	(26,687)	(72,843)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Common stock issued for cash	-	-	50,000
Collection of subscription receivable	-	2,500	-
Advances from Stockholders	25,000	4,550	30,000

Net Cash Provided by Financing Activities	25,000	7,050	80,000

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS:	6,229	(19,637)	7,157

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	928	22,938	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,157	$3,301	$7,157

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

NOTE 4 – INTIAL PUBLIC OFFERING

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

We believe we will be able to meet these costs through current monies in our treasury ($7,157 as of September 30, 2007), additional amounts, as necessary, to be loaned to us by our management or promoters and deferral of fees by certain service providers, if necessary. Any advancement would be made in connection with our management's and promoters' oral commitment to make payments for our expenses, prior to the consummation of a business combination, to the extent such expenses are not deferred and would either exceed our available funds or would render us effectively insolvent upon our payment. Any loans by our management or promoters would be on an interest free basis, payable only upon consummation of a merger transaction. Upon consummation of a business combination, we may reimburse our management or promoters for any such loans out of the proceeds of that transaction.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, an evaluation was carried out under the supervision and with the participation our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned,thereunto duly authorized.

November 13, 2007	SRKP 3, Inc.
(Registrant)

	By:	/s/ Richard Rappaport
Richard Rappaport
President (Principal Executive Officer)

	By:	/s/ Anthony C. Pintsopoulos
Anthony C. Pintsopoulos
Chief Financial Officer (Principal
Financial and Accounting Officer)