Form 10-Q
period 2009-09-30
SRKP 3, INC
filed 2009-10-23
CIK 1326355

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,700,000 shares of common stock, par value $.001 per share, outstanding as of October 23, 2009.

SRKP 3, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets – September 30, 2009 (Unaudited) and December 31, 2008	2

	Statements of Operations (Unaudited) for the Three and the Nine Months Ended September 30, 2009 and September 30, 2008, and for the Cumulative Period from April 29, 2005 (Inception) to September 30, 2009	3

	Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2009 and September 30, 2008 and for the Cumulative Period from April 29, 2005 (Inception) to September 30, 2009	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures		13

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

The results for the period ended September 30, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2008.

SRKP 3, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$3,823	$17,558

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Due to Stockholders	$85,000	$85,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 10,000,000
shares authorized, none issued	—	—
Common stock $.001 par value, 100,000,000
share authorized, 2,700,000 issued and outstanding, respectively	2,700	2,700
Additional paid-in capital	47,300	47,300
(Deficit) accumulated during development stage	(131,177)	(117,442)

Total Stockholders' Equity (Deficit)	(81,177)	(67,442)

	$3,823	$17,558

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 3, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
	Three Months	Three Months	Nine Months	Nine Months	April 29, 2005
	Ended	Ended	Ended	Ended	(Inception) to
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009

REVENUE	$—	$—	$—	$—	$—

EXPENSES	5,415	2,238	13,735	9,767	131,177

NET (LOSS)	$(5,415)	$(2,238)	$(13,735)	$(9,767)	$(131,177)

NET (LOSS) PER COMMON SHARE-BASIC	$ *	$ *	$ *	$ *

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,700,000	2,700,000	2,700,000	2,700,000

* Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 3, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
	Nine Months	Nine Months	April 29, 2005
	Ended	Ended	(Inception) to
	September 30, 2009	September 30, 2008	September 30, 2009

CASH FLOWS (TO) OPERATING ACTIVITIES:
Net (loss)	$(13,735)	$(9,767)	$(131,177)

Net Cash (Used In) Operating Activities	(13,735)	(9,767)	(131,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	-	47,500
Collection of subscription receivable	-	-	2,500
Advances from Stockholders	-	10,000	85,000

Net Cash Provided by Financing Activities	-	10,000	135,000

NET INCREASE/(DECREASE) IN CASH AND CASH
EQUIVALENTS:	(13,735)	233	3,823

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	17,558	7,017	-

CASH AND CASH EQUIVALENTS, END
OF PERIOD	$3,823	$7,250	$3,823

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 3, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

SRKP 3, Inc. (the Company), a development stage company, was organized under the laws of the State of Delaware on April 29, 2005. The Company is in the development stage as defined in Financial Accounting Standards Board Accounting Standards Codification ("FASB-ASC"). The fiscal year end is December 31.

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

Income Taxes

The Company uses the liability method of accounting for income taxes.  Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end.

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

Earnings per Common Share

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.  There are no potentially dilutive securities as of September 30, 2009 and 2008.

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

NOTE 2 - STOCKHOLDERS' EQUITY

During April 2005, the Company sold for $47,500 cash and a $2,500 stock subscription receivable 2,700,000 shares of its $.001 par value common stock to various investors. The $2,500 stock subscription receivable was fully collected in February 2006.

SRKP 3, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided at a charge by WestPark Capital.  The Company’s President is also the Chief Executive Officer of WestPark Capital. Such costs are material to the financial statements.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  Such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

The Company did not sell any securities under the registration statement on Form SB-2 that it filed pursuant to Rule 419 within 180 days after the registration statement was declared effective, which occurred on May 15, 2006.  As a result, the registration statement is no longer effective and may not be used to sell securities of the Company.

NOTE 5 - DUE TO STOCKHOLDERS

Since inception certain stockholders have advanced the Company $85,000 to pay for operating expenses. These funds have been advanced interest free, are unsecured, and are due on demand.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred between October 1, 2009 and October 23, 2009, which is the date the financial statements were issued for possible disclosure or recognition in the financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements.

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

Liquidity and Capital Resources

As of September 30, 2009, the Company had assets equal to $3,823, comprised exclusively of cash.  This compares with assets of $17,558, comprised exclusively of cash, as of December 31, 2008.  The Company’s current liabilities as of September 30, 2009 totaled $85,000, comprised exclusively of monies due to stockholders.  This compares to the Company’s current liabilities as of December 31, 2008 of $85,000, comprised exclusively of monies due to stockholders. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2009, the nine months ended September 30, 2008 and for the cumulative period from April 29, 2005 (inception) to September 30, 2009:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	For the Cumulative Period from April 29, 2005 (Inception) to September 30, 2009
Net Cash (Used in) Operating Activities	$(13,735)	$(9,767)	$(131,177)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$-	$10,000	$135,000
Net Increase/(Decrease) in Cash and Cash Equivalents	$(13,735)	$233	$3,823

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates.  No revenue has been generated by the Company from April 29, 2005 (inception) to September 30, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended September 30, 2009, the Company had a net loss of $5,415 and $13,735, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in February of 2009, Form 10-Q for the quarter ended March 31, 2009 filed in April of 2009 and Form 10-Q for the quarter ended June 30, 2009 in July of 2009.  This compares with a net loss of $2,238 and $9,767 for the three and nine months ended on September 30, 2008, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 in March of 2008, Form 10-Q for the quarter ended March 31, 2008 filed in May 2008 and Form 10-Q for the quarter ended June 30 2008 in July of 2008.

For the cumulative period from April 29, 2005 (inception) to September 30, 2009, the Company had a net loss of $131,177, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form SB-2 in July of 2005 and the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and Annual Reports on Form 10-KSB and Form 10-K.

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

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

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

Dated: October 23, 2009	SRKP 3, INC.

	By:	/s/ Richard A. Rappaport
Richard A. Rappaport
President and Director
Principal Executive Officer

	By:	/s/ Anthony C. Pintsopoulos
Anthony C. Pintsopoulos
Secretary, Chief Financial Officer and Director
Principal Financial Officer